Form 10-Q
period 2021-06-30
FINTECH ACQUISITION CORP VI
filed 2021-08-13
CIK 1844336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40534

FINTECH ACQUISITION CORP. VI

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3742586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703

Philadelphia, PA 19104

(Address of principal executive offices)

(215) 701-9555

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	FTVIU	NASDAQ Capital Market
Class A common stock, par value $0.0001 per share	FTVI	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock	FTVIW	NASDAQ Capital Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 13, 2021, there were 25,690,000 shares of Class A common stock, $0.0001 par value and 8,563,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. VI

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH ACQUISITION CORP. VI

CONDENSED BALANCE SHEET

JUNE 30, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$2,017,166
Prepaid expenses	25,350
Total current assets	2,042,516

Investments held in trust account	250,000,070
Total Assets	$252,042,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$66,667
Accrued offering costs	63,344
Total Current Liabilities	130,011

Deferred underwriting fee payable	10,600,000
Warrant liabilities	8,798,800
Total Liabilities	19,528,811

Commitments and Contingencies

Class A common stock subject to possible redemption, 22,751,377 shares at $10.00 per share	227,513,770

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,938,623 shares issued and outstanding (excluding 22,751,377 shares subject to possible redemption)	294
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 shares issued and outstanding	856
Additional paid-in capital	5,624,875
Accumulated deficit	(626,020)
Total Stockholders’ Equity	5,000,005
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$252,042,586

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$93,117	$94,602
Loss from operations	(93,117)	(94,602)

Other income (expense):
Interest earned on marketable securities held in Trust Account	70	70
Transaction costs associated with warrant liability	(531,488)	(531,488)
Other expense, net	(531,418)	(531,418)

Net loss	$(624,535)	$(626,020)

Weighted average shares outstanding, Class A redeemable common stock	25,000,000	25,000,000

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class A and Class B non-redeemable common stock	7,600,476	7,586,171

Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(0.08)	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021 (commencement of Operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,663,333	866	24,134	—	25,000

Net loss	—	—	—	—	—	(1,485)	(1,485)

Balance – March 31, 2021 (unaudited)	—	$—	8,663,333	$866	$24,134	$(1,485)	$23,515

Sale of 25,000,000 Units, net of underwriting discounts, fair value of warrant liabilities and offering expenses	25,000,000	2,500	—	—	226,430,857	—	226,433,357

Sale of 690,000 Private Placement Units, net of fair value of warrant liabilities and offering expenses	690,000	69	—	—	6,681,369	—	6,681,438

Forfeiture of Founder Shares	—	—	(100,000)	(10)	10	—	—

Common stock subject to redemption	(22,751,377)	(2,275)	—	—	(227,511,495)	—	(227,513,770)

Net loss	—	—	—	—	—	(624,535)	(624,535)

Balance – June 30, 2021 (unaudited)	2,938,623	$294	8,563,333	$856	$5,624,875	$(626,020)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(626,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Operating costs paid through promissory note	1,056
Interest earned on marketable securities held in Trust Account	(70)
Transaction costs associated with warrant liability	531,488
Changes in operating assets and liabilities:
Prepaid expenses	(25,350)
Accrued expenses	66,667
Net cash used in operating activities	(52,229)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,600,000
Proceeds from sale of Private Placement Units	6,900,000
Repayment of promissory note – related party	(109,769)
Payment of offering costs	(345,836)
Net cash provided by financing activities	252,069,395

Net Change in Cash	2,017,166
Cash – Beginning of period	—
Cash – End of period	$2,017,166

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$134,609
Offering costs paid through promissory note	$108,713
Initial classification of Class A common stock subject to possible redemption	$227,606,820
Change in value of Class A common stock subject to possible redemption	$(93,050)
Deferred underwriting fee payable	$10,600,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FinTech Acquisition Corp. VI (the “Company”) is a blank check company incorporated in Delaware on November 4, 2020. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 4, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on June 23, 2021. On June 28, 2021, the Company consummated the Initial Public Offering of 25,000,000 Units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 690,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to FinTech Investor Holdings VI, LLC, a Delaware limited liability company, and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), generating gross proceeds of $6,900,000, which is described in Note 4. The manager of FinTech Investor Holdings VI, LLC is Cohen Sponsor Interests VI, LLC.

Transaction costs amounted to $15,517,893, consisting of $4,400,000 of underwriting fees, $10,600,000 of deferred underwriting fees and $517,893 of other offering costs.

Following the closing of the Initial Public Offering on June 28, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires a majority of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The common stock subject to redemption was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, FinTech Investor Holdings VI, LLC and FinTech Masala Advisors VI, LLC (collectively, the “Sponsor”) and the Company’s officers and directors (together with the Sponsor, the “Insiders”), have agreed to vote their Founder Shares (as defined in Note 5), the shares of Class A common stock included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to the Company to pay its franchise and income taxes and up to $100,000 to pay dissolution expenses, pro rata to the public stockholders by way of redemption of the Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (i) that would modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (as discussed in Note 6). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s amended and restated certificate of incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Insiders have agreed to vote any Founder Shares, Private Placement Shares and any Public Shares held by them in favor of any such amendment.

The Insiders and Cantor Fitzgerald have agreed to waive their redemption rights with respect to any Founder Shares and Private Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. Cantor Fitzgerald will have the same redemption rights as a public stockholder with respect to any Public Shares they acquire. The representative of the underwriters has agreed to waive its rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages (except for the Company’s independent registered public accounting firm), execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. FinTech Investor Holdings VI, LLC has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to an aggregate of 15% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 24, 2021 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 2, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Investments Held in Trust Account

The Company's portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. At June 30, 2021, the $250,000,070 held in the Trust Account was held in Mutual Funds which invest in U.S. Treasury securities.

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounted to $15,517,893, of which $14,986,405 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $531,488 were expensed to the condensed statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of June 30, 2021.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,422,500 shares of Class A common stock in the calculation of diluted income per share, since the warrants are contingently issuable and exercisable only upon the completion of a business combination, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

The Company’s condensed statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$70	$70
Less: Income and Franchise Tax	(70)	(70)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	25,000,000	25,000,000
Earnings/Basic and Diluted per share, Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(624,535)	$(626,020)
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net Loss	$(626,535)	$(626,020)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted	7,600,476	7,586,171
Loss/Basic and Diluted per share, Non-Redeemable Class A and B Common Stock	$(0.08)	$(0.08)

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounted for the 6,422,500 warrants issued in connection with the Initial Public Offering and Private Placement in accordance with the guidance contained in ASC 815 whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company, no significant impact on the condensed financial statements is anticipated.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 3,000,000 units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 8).

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, FinTech Investor Holdings VI, LLC and Cantor Fitzgerald purchased an aggregate of 690,000 Private Placement Units at a price of $10.00 per unit (580,000 Private Placement Units by FinTech Investor Holdings VI, LLC and 110,000 Private Placement Units by Cantor Fitzgerald) for an aggregate purchase price of $6,900,000 in the private placement. Each Private Placement Unit consists of one share of Class A common stock and one-fourth of one warrant (the “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 2, 2021, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B. On the same date, in February 2021, the Company issued an aggregate of 8,653,333 shares of Class B common stock to FinTech Investor Holdings VI, LLC (the “Founder Shares”) for an aggregate purchase price of $25,000. In May 2021, the Company effected a stock dividend of 1.001155625 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend. As a result, FinTech Investor Holdings VI, LLC held 8,663,333 Founder Shares. As a result of the underwriters’ decision to partially exercise its over-allotment, 100,000 shares of Class B common stock have been forfeited, resulting in an aggregate of 8,563,333 Founder Shares issued and outstanding. As a result of the underwriters’ election to partially exercise their over-allotment option on June 28, 2021, a total of 1,000,000 Founder Shares are no longer subject to forfeiture.

The Insiders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) (i) with respect to 25% of such shares, until consummation of the Company’s initial Business Combination, (ii) with respect to 25% of such shares, until the closing price of the Class A common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iii) with respect to 25% of such shares, until the closing price of the Class A common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, and (iv) with respect to 25% of such shares, until the closing price of the Class A common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination or earlier, in any case, if, following a Business Combination, the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Services Agreement

The Company agreed, commencing on June 24, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor or an affiliate or designee of the Sponsor $32,500 per month for office space, administrative and shared personnel support services.

Promissory Note — Related Party

On February 2, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due on the earlier of June 30, 2021, or the completion of the Initial Public Offering. As of June 28, 2021, there was $109,769 outstanding under the Note, which is currently due on demand. The outstanding balance under the Note of $109,769 was subsequently repaid on June 29, 2021. Borrowings under the Promissory Note are no longer available.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on June 23, 2021, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and the warrants included in the units that may be issued upon conversion of the Working Capital Loans and upon conversion of Founder Shares) are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Company’s Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, Cantor Fitzgerald may not exercise any demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the Initial Public Offering and may not exercise any demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least 65% of the then outstanding public warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements without the consent of any warrant holder. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 28, 2021, the underwriters elected to partially exercise their over-allotment option to purchase an additional 3,000,000 Units and forfeited their option to purchase an additional 300,000 Units.

The underwriters are entitled to a deferred fee of (i) 4.0% of the gross proceeds of the initial 22,000,000 Units sold in the Initial Public Offering, or $8,800,000, and (ii) 6% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,800,000. The aggregate deferred fee due to the underwriters is $10,600,000. The deferred fee will become payable to the representative from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,938,623 shares of Class A common stock issued and outstanding, excluding 22,751,377 shares of Class A common stock subject to possible redemption.

Class B Common Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 8,563,333 shares of Class B common stock issued and outstanding so that the Founder Shares represent 25% of the Company’s aggregate Founder Shares, Private Placement Shares and issued and outstanding Public Shares after the Initial Public Offering.

Holders of Class B common stock will vote on the election of directors prior to the consummation of a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock issued and outstanding upon completion of the Initial Public Offering, including Private Placement Shares, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

NOTE 8. WARRANTS LIABILITIES

Warrants — As of June 30, 2021, there were 6,250,000 Public Warrants and 172,500 Private Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the Public Warrants is then effective and a current prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of the Public Warrant, unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the warrants.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A common stock;

●	if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within the 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending three business days before the Company sends notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company completes its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor, Cantor Fitzgerald or their permitted transferees (subject to the exception described above). If the Private Placement Warrants are held by someone other than the Sponsor, Cantor Fitzgerald or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Investments held in Trust Account	1	$250,000,070

Liabilities:
Warrant liability – Public Warrants	3	$8,562,500
Warrant liability – Private Placement Warrants	3	236,300

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

The Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

June 30, 2021
Stock price	$9.75
Exercise price	$11.50
Expected term (in years)	5.5
Volatility	25.0%
Risk-free rate	1.0%
Dividend yield	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on June 28, 2021	236,300	8,562,500	8,798,800
Change in fair value of derivative warrant liabilities	—	—	—
Fair value as of June 30, 2021	$236,300	$8,562,500	$8,798,800

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Fintech Acquisition Corp. VI. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FinTech Investor Holdings VI, LLC and FinTech Masala Advisors VI, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 4, 2020 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 4, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $624,535, which consists of general and administrative expenses of $93,117 and transaction costs associated with the Initial Public Offering of $531,488, offset by interest income on marketable securities held in the Trust Account of $70.

For the six months ended June 30, 2021, we had a net loss of $626,020, which consists of general and administrative expenses of $94,602 and transaction costs associated with the Initial Public Offering of $531,488, offset by interest income on marketable securities held in the Trust Account of $70.

Liquidity and Capital Resources

On June 28, 2021, we consummated the Initial Public Offering of 25,000,000 Units at $10.00 per Unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 690,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and Cantor Fitzgerald & Co., generating gross proceeds of $6,900,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $250,000,000 was placed in the Trust Account. We incurred $15,517,893 in Initial Public Offering related costs, including $517,893 of other costs, $4,400,000 of underwriting fees and $10,600,000 in deferred underwriting fee.

For the six months ended June 30, 2021, cash used in operating activities was $52,229. Net loss of $626,020 was affected by operating costs paid through promissory note of $1,056, interest earned on marketable securities held in the Trust Account of $70, and transaction costs associated with the Initial Public Offering of $531,488. Changes in operating assets and liabilities provided $41,317 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $250,000,070 (including approximately $70 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash held outside the Trust Account of $2,017,166. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor or an affiliate or designee of the Sponsor $32,500 per month for office space, administrative and shared personnel support services. We began incurring these fees on June 24, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of (i) 4.0% of the gross proceeds of the initial 22,000,000 Units sold in the Initial Public Offering, or $8,800,000, and (ii) 6% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,980,000. The deferred fee will become payable to the representative from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815.

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss (loss) per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 28, 2021, we consummated the Initial Public Offering of 25,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. Cantor Fitzgerald acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253422). The Securities and Exchange Commission declared the registration statement effective on June 23, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 690,000 Private Placement Units to the Sponsor and Cantor Fitzgerald at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,900,000. Each Private Placement Unit consists of one share of Class A common stock and one-fourth of one warrant (the “Private Placement Warrant”). Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Units, an aggregate of $250,000,000 was placed in the Trust Account.

We paid a total of $4,400,000 in underwriting discounts and commissions and $517,893 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 23, 2021, between the Company and Cantor Fitzgerald & Co.(1)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on June 24, 2021. (1)
4.1	Warrant Agreement, dated June 23, 2021, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreement, dated June 23, 2021, by and among the Company and certain security holders, officers and directors of the Company. (1)
10.2	Investment Management Trust Agreement, dated June 23, 2021, between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	Registration Rights Agreement, dated June 23, 2021, between the Company and certain security holders of the Company. (1)
10.4	Unit Subscription Agreement, dated June 23, 2021, between the Company and FinTech Investor Holdings VI, LLC. (1)
10.5	Unit Subscription Agreement, dated June 23, 2021, between the Company and Cantor Fitzgerald & Co. (1)
10.6	Administrative Services Agreement, dated June 23, 2021, between the Company and FinTech Masala, LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 29, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH ACQUISITION CORP. VI

Date: August 13, 2021	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)