Form 10-Q
period 2021-09-30
FINTECH ACQUISITION CORP VI
filed 2021-11-15
CIK 1844336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 15, 2021, there were 25,690,000 shares of Class A common stock, $0.0001 par value and 8,563,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. VI

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH ACQUISITION CORP. VI

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$1,171,940
Prepaid expenses	529,182
Total current assets	1,701,122

Investments held in trust account	250,003,287
Total Assets	$251,704,409

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$192,529
Total Current Liabilities	192,529

Deferred underwriting fee payable	10,600,000
Warrant liabilities	6,872,050
Total Liabilities	17,664,579

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 per share redemption value	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 690,000 shares issued and outstanding	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 shares issued and outstanding	856
Additional paid-in capital	—
Accumulated deficit	(15,961,095)
Total Stockholders’ Deficit	(15,960,170)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,704,409

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine months Ended September 30,
	2021	2021

General and administrative expenses	$403,912	$498,514
Loss from operations	(403,912)	(498,514)

Other income (expense):
Interest earned on investments held in Trust Account	3,217	3,287
Transaction costs associated with warrant liability	—	(531,488)
Change in fair value of warrant liabilities	1,926,750	1,926,750
Other income, net	1,929,967	1,398,549

Net income	$1,526,055	$900,035

Weighted average shares outstanding, Class A common stock	25,690,000	10,168,958

Basic and diluted net income per share, Class A common stock	$0.04	$0.05

Weighted average shares outstanding, Class B common stock	8,563,333	7,956,638

Basic and diluted net income per share, Class B common stock	$0.04	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,663,333	866	24,134	—	25,000

Net loss	—	—	—	—	—	(1,485)	(1,485)

Balance – March 31, 2021 (unaudited)	—	$—	8,663,333	$866	$24,134	$(1,485)	$23,515

Sale of 690,000 Private Placement Units, net of fair value of warrant liabilities and offering expenses	690,000	69	—	—	6,681,369	—	6,681,438

Forfeiture of Founder Shares	—	—	(100,000)	(10)	10	—	—

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(6,705,513)	(16,861,130)	(23,566,643)

Net loss	—	—	—	—	—	(624,535)	(624,535)

Balance – June 30, 2021 (unaudited)	690,000	$69	8,563,333	$856	$—	$(17,487,150)	$(17,486,225)

Net income	—	—	—	—	—	1,526,055	1,526,055

Balance – September 30, 2021 (unaudited)	690,000	$69	8,563,333	$856	$—	$(15,961,095)	$(15,960,170)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$900,035
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid through promissory note	1,056
Interest earned on investment held in Trust Account	(3,287)
Change in fair value of warrant liability	(1,926,750)
Transaction costs associated with warrant liability	531,488
Changes in operating assets and liabilities:
Prepaid expenses	(529,182)
Accrued expenses	192,529
Net cash used in operating activities	(834,111)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000,000)
Net cash used in investing activities	(250,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	245,600,000
Proceeds from sale of Private Placement Units	6,900,000
Repayment of promissory note – related party	(109,769)
Payment of offering costs	(409,180)
Net cash provided by financing activities	252,006,051

Net Change in Cash	1,171,940
Cash – Beginning of period	—
Cash – End of period	$1,171,940

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$108,713
Initial classification of Class A common stock subject to possible redemption	$250,000,000
Deferred underwriting fee payable	$10,600,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 4, 2020 (inception) through September 30, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on June 23, 2021 (the “Registration Statement”). On June 28, 2021, the Company consummated the Initial Public Offering of 25,000,000 Units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 690,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to FinTech Investor Holdings VI, LLC, a Delaware limited liability company, and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), generating gross proceeds of $6,900,000, which is described in Note 5. The manager of FinTech Investor Holdings VI, LLC is Cohen Sponsor Interests VI, LLC.

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The common stock subject to redemption was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, FinTech Investor Holdings VI, LLC and FinTech Masala Advisors VI, LLC (collectively, the “Sponsor”) and the Company’s officers and directors (together with the Sponsor, the “Insiders”), have agreed to vote their Founder Shares (as defined in Note 6), the shares of Class A common stock included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination.

The Company will have 18 months from the closing of the Initial Public Offering (the “Combination Period”) to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to the Company to pay its franchise and income taxes and up to $100,000 to pay dissolution expenses, pro rata to the public stockholders by way of redemption of the Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (i) that would modify the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (as discussed in Note 7). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s amended and restated certificate of incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Insiders have agreed to vote any Founder Shares, Private Placement Shares and any Public Shares held by them in favor of any such amendment.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of June 28, 2021 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$227,606,820	$22,393,180	$250,000,000
Class A common stock	$293	$(224)	$69
Additional paid-in capital	$5,531,826	$(5,531,826)	$—
Accumulated deficit	$(532,973)	$(16,861,130)	$(17,394,103)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(22,393,180)	$(17,393,178)

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 24, 2021 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 2, 2021, as revised in accordance with Note 2 above. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. At September 30, 2021, the $250,003,287 in the Trust Account was held in Mutual Funds which invest in U.S. Treasury securities.

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $15,517,893, of which $14,986,405 were charged to stockholders’ equity (deficit) upon the completion of the Initial Public Offering and $531,488 were expensed to the condensed statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares of Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	$(8,562,500)
Class A common stock issuance costs	(15,004,143)
Plus:
Accretion of carrying value to redemption value	$23,566,643

Class A common stock subject to possible redemption	$250,000,000

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of September 30, 2021.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

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

Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 6,422,500 Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income, as adjusted	$1,144,541	$381,514	$507,974	$392,061
Denominator:
Basic and diluted weighted average shares outstanding	25,690,000	8,563,333	10,168,958	7,956,638

Basic and diluted net income (loss) per common share	$0.04	$0.04	$0.05	$0.05

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company, however no significant impact on the condensed financial statements is anticipated.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. PUBLIC OFFERING

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

SEPTEMBER 30, 2021

(Unaudited)

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company agreed, commencing on June 24, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate or designee of the Sponsor $32,500 per month for office space, administrative and shared personnel support services. The Company incurred and paid $97,500 and $97,500 in fees for these services for the three and nine months ended September 30, 2021, respectively.

Promissory Note — Related Party

On February 2, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due on the earlier of June 30, 2021, or the completion of the Initial Public Offering. As of June 28, 2021, there was $109,769 outstanding under the Note. The outstanding balance under the Note of $109,769 was subsequently repaid on June 29, 2021. Borrowings under the Promissory Note are no longer available.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 7. COMMITMENTS

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

Registration Rights

Pursuant to a registration rights agreement entered into on June 23, 2021, the holders of the Founder Shares, Private Placement Units (including securities contained therein) and the units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and the warrants included in the units that may be issued upon conversion of the Working Capital Loans and upon conversion of Founder Shares) are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Company’s Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, Cantor Fitzgerald may not exercise any demand and “piggyback” registration rights after five (5) and seven (7) years after the effective date of the Registration Statement and may not exercise any demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least 65% of the then outstanding public warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements without the consent of any warrant holder. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant. As September 30, 2021, there has been no amendment to the warrants.

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 25,690,000 shares of Class A common stock issued and outstanding, including 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 8,563,333 shares of Class B common stock issued and outstanding so that the Founder Shares represent 25% of the Company’s aggregate Founder Shares, Private Placement Shares and issued and outstanding Public Shares after the Initial Public Offering.

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

NOTE 9. WARRANTS LIABILITIES

Warrants — As of September 30, 2021, there were 6,250,000 Public Warrants and 172,500 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account	1	$250,003,287

Liabilities:
Warrant liability – Public Warrants	1	$6,687,500
Warrant liability – Private Placement Warrants	2	184,575

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

At the time of issuance, the Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price will be used as the fair value as of each relevant date. As of September 30, 2021, the Private Placement Warrants are classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements:

September 30, 2021
Stock price	$9.76
Exercise price	$11.50
Expected term (in years)	5.5
Volatility	25.0%
Risk-free rate	1.0%
Dividend yield	0.0%

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and nine months ended September 30, 2021 was $6,687,000. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2021 was $184,575.

NOTE 11. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 4, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $1,526,055, which consists of interest earned on investment securities held in Trust Account of $3,217 and change in fair value of warrant liabilities of $1,926,750, offset by general and administrative expenses of $403,912.

For the nine months ended September 30, 2021, we had a net income of $900,035, which consists of interest earned on investment securities held in Trust Account of $3,287 and change in fair value of warrant liabilities of $1,926,750, offset by transaction costs associated with the Initial Public Offering of $531,488 and general and administrative expenses of $498,514.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $250,000,000 was placed in the Trust Account. We incurred $15,517,893 in Initial Public Offering related costs, including $517,893 of other costs, $4,400,000 of underwriting fees and $10,600,000 in deferred underwriting fees.

For the nine months ended September 30, 2021, cash used in operating activities was $834,111. Net loss of $900,035 was affected by operating costs paid through promissory note of $1,056, interest earned on marketable securities held in the Trust Account of $3,287, transaction costs associated with the Initial Public Offering of $531,488 and change in fair value of warrant liability of $1,926,750. Changes in operating assets and liabilities provided $336,653 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $250,003,287 (including approximately $3,287 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash held outside the Trust Account of $1,171,940. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used as the fair value as of each relevant date. The Private Placement Warrants are classified as Level 2 and use the quoted price in an active market for a similar liability for the fair value.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Public Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 28, 2021, we consummated the Initial Public Offering of 25,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. Cantor Fitzgerald acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253422). The SEC declared the registration statement effective on June 23, 2021.

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

FINTECH ACQUISITION CORP. VI

Date: November 15, 2021	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)