Form 10-Q/A
period 2021-09-30
FINTECH ACQUISITION CORP VI
filed 2021-12-06
CIK 1844336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

FinTech Acquisition Corp. VI (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form 10-Q/A (“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 15, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification error related to temporary equity and permanent equity described in more detail below.

Restatement Background

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in the Original Financial Statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company recorded its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has determined it should restate its income (loss) per common share calculation to allocate net income (loss) pro rata between the two classes of its shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

As a result, on December 2, 2021, the Company's management and the Audit Committee of the Company's board of directors (the "Audit Committee"), after consultation with management, concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the reclassification error. The Company’s accounting related to temporary equity and permanent equity and its income (loss) per common share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

Internal Control and Disclosure Controls Considerations

In connection with the restatement, the Company's management has re-evaluated the effectiveness of the Company's disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company's management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2021, due to a material weakness in internal control over financial reporting solely related to the accounting for temporary equity and permanent equity and the Company’s income (loss) per common share calculation described above.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Condensed Financial Statements.

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part I – Item 4. Controls and Procedures.

●	Part II – Item 1A. Risk Factors.

●	Part I1 – Item 6. Exhibits.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment does not reflect adjustments for events occurring after November 15, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

FINTECH ACQUISITION CORP. VI

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH ACQUISITION CORP. VI

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current assets
Cash	$1,171,940
Prepaid expenses	529,182
Total current assets	1,701,122

Investments held in trust account	250,003,287
Total Assets	$251,704,409

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$192,529
Total Current Liabilities	192,529

Deferred underwriting fee payable	10,600,000
Warrant liabilities	6,872,050
Total Liabilities	17,664,579

Commitments and Contingencies

Class A common stock subject to possible redemption, 25,000,000 shares at $10.00 per share redemption value	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 690,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption)	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 shares issued and outstanding	856
Additional paid-in capital	—
Accumulated deficit	(15,961,095)
Total Stockholders’ Deficit	(15,960,170)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$251,704,409

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following tables.

Balance Sheet as of June 28, 2021	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$227,606,820	$22,393,180	$250,000,000
Class A common stock	$293	$(224)	$69
Additional paid-in capital	$5,531,826	$(5,531,826)	$—
Accumulated deficit	$(532,973)	$(16,861,130)	$(17,394,103)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(22,393,180)	$(17,393,178)
Number of shares subject to redemption	22,760,682	2,239,318	25,000,000

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$227,513,770	$22,486,230	$250,000,000
Class A common stock	$294	$(225)	$69
Additional paid-in capital	$5,624,875	$(5,624,875)	$—
Retained earnings	$(626,020)	$(16,861,130)	$(17,487,150)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(22,393,230)	$(17,486,225)
Number of shares subject to redemption	22,751,377	2,248,623	25,000,000

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	(24,435,385)	564,615
Basic and diluted net income per share, Class A common stock	$—	$(0.08)	$(0.08)
Basic and diluted weighted average shares outstanding, Class B common stock	7,600,476	15,165	7,585,311
Basic and diluted net income per share, Class B common stock	$—	$(0.08)	$(0.08)
Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	25,000,000	24,714,556	285,444
Basic and diluted net income per share, Class A common stock	$—	$(0.10)	$(0.10)
Basic and diluted weighted average shares outstanding, Class B common stock	7,586,171	1,608,431	5,977,740
Basic and diluted net income per share, Class B common stock	$(0.08)	$(0.02)	$(0.10)
Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Non-Cash investing and financial activities:
Initial classification of Class A common stock subject to possible redemption	$227,606,820	$(227,606,820)	$—
Change in value of Class A common stock subject to possible redemption	$(93,050)	$93,050	$—

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 24, 2021 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 2, 2021, as restated in accordance with Note 2 above. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Public Shares of Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for the periods ended June 30, 2021 and September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock  subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has determined it should restate its income (loss) per common share calculation to allocate net income (loss) pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Public Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, due to the events that led to the Company’s restatement of its financial statements as described in the Explanatory Note to this Amendment, as of September 30, 2021, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption at the closing of our initial public offering and the restatement of our income (loss) per common share calculation. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A common stock subject to possible redemption and the restatement of our income (loss) per common share calculation for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A common stock subject to possible redemption and the restatement of our income (loss) per common share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

FINTECH ACQUISITION CORP. VI

Date: December 6, 2021	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2021	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)