Form 10-Q
period 2022-03-31
FINTECH ACQUISITION CORP VI
filed 2022-05-13
CIK 1844336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 13, 2022, there were 25,690,000 shares of Class A common stock, $0.0001 par value and 8,563,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. VI

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH ACQUISITION CORP. VI

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$439,565	$843,630
Prepaid expenses	404,950	433,191
Total current assets	844,515	1,276,821

Investments held in Trust Account	250,033,745	250,008,569
Total Assets	$250,878,260	$251,285,390

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,062,316	$429,699
Total Current Liabilities	1,062,316	429,699

Deferred underwriting fee payable	10,600,000	10,600,000
Warrant liabilities	3,211,250	5,330,675
Total Liabilities	14,873,566	16,360,374

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at $10.00 per share redemption value at March 31, 2022 and December 31, 2021	250,000,000	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 690,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	69	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 shares issued and outstanding at March 31, 2022 and December 31, 2021	856	856
Additional paid-in capital	—	—
Accumulated deficit	(13,996,231)	(15,075,909)
Total Stockholders’ Deficit	(13,995,306)	(15,074,984)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$250,878,260	$251,285,390

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$1,064,923	$1,485
Loss from operations	(1,064,923)	(1,485)

Other income:
Interest earned on investments held in Trust Account	25,176	—
Transaction costs associated with Initial Public Offering	—	—
Change in fair value of warrant liabilities	2,119,425	—
Total other income	2,144,601	—

Net income (loss)	$1,079,678	$(1,485)

Weighted average shares outstanding, Class A common stock	25,690,000	—
Basic net income (loss) per share, Class A common stock	$0.03	$—

Weighted average shares outstanding, Class B common stock	8,563,333	7,563,333
Basic net income (loss) per share, Class B common stock	$0.03	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	690,000	$69	8,563,333	$856	$—	$(15,075,909)	$(15,074,984)

Net income	—	—	—	—	—	1,079,678	1,079,678

Balance – March 31, 2022 (unaudited)	690,000	$69	8,563,333	$856	$—	$(13,996,231)	$(13,995,306)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021 (commencement of operations)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,663,333	866	24,134	—	25,000

Net loss	—	—	—	—	—	(1,485)	(1,485)

Balance – March 31, 2021 (unaudited)	—	$—	8,663,333	$866	$24,134	$(1,485)	$23,515

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,079,678	$(1,485)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid through promissory note	—	1,056
Interest earned on investments held in Trust Account	(25,176)	—
Change in fair value of warrant liability	(2,119,425)	—

Changes in operating assets and liabilities:
Prepaid expenses	28,241	—
Accrued expenses	632,617	429
Net cash used in operating activities	(404,065)	—

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Net cash provided by financing activities	—	25,000

Net Change in Cash	(404,065)	25,000
Cash – Beginning of year	843,630	—
Cash – End of year	$439,565	$25,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$95,952
Offering costs paid through promissory note	$—	$47,603

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (defined below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 690,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to FinTech Investor Holdings VI, LLC, a Delaware limited liability company, and Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), generating gross proceeds of $6,900,000, which is described in Note 4. The manager of FinTech Investor Holdings VI, LLC is Cohen Sponsor Interests VI, LLC.

Transaction costs amounted to $15,517,893, consisting of $4,400,000 of underwriting fees, $10,600,000 of deferred underwriting fees and $517,893 of other offering costs.

Following the closing of the Initial Public Offering on June 28, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of the Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The common stock subject to redemption was recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, FinTech Investor Holdings VI, LLC and FinTech Masala Advisors VI, LLC (collectively, the “Sponsor”) and the Company’s officers and directors (together with the Sponsor, the “Insiders”), have agreed to vote their Founder Shares (as defined in Note 6), the shares of Class A common stock included in the Private Placement Units (the “Private Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Liquidity and Capital Resources

As of March 31, 2022, the Company had $439,565 in its operating bank account and a working capital deficit of approximately $217,801. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 28, 2022 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on February 17, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. At March 31, 2022 and December 31, 2021, the $250,033,745 and $250,008,569, respectively, in the Trust Account was held in Mutual Funds which invest in U.S. Treasury securities.

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the date of the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $15,517,893, of which $14,986,405 were charged to temporary equity upon the completion of the Initial Public Offering and $531,488 were expensed to the condensed statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(8,562,500)
Class A common stock issuance costs	(15,004,143)
Plus:
Accretion of carrying value to redemption value	23,566,643

Class A common stock subject to possible redemption	$250,000,000

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022, the Company recorded no income tax expense. The Company’s effective tax rate for the three months ended March 31, 2022 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

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

The calculation of diluted income (loss) per share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 6,422,500 Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss) as adjusted	$809,759	$269,919	$—	$(1,485)
Denominator:
Basic weighted average shares outstanding	25,690,000	8,563,333	—	7,563,333

Basic net income (loss) per common share	$0.03	$0.03	$—	$(0.00)

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the derivative assets and liabilities.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounted for the 6,422,500 Warrants issued in connection with the Initial Public Offering and private placement in accordance with the guidance contained in ASC 815 whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instrument as a liability at fair value and will adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheets date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s condensed statements of operations.

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 25,000,000 units, which includes a partial exercise by the underwriter of its over-allotment option in the amount of 3,000,000 units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 7).

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 2, 2021, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B. On the same date, in February 2021, the Company issued an aggregate of 8,653,333 shares of Class B common stock to FinTech Investor Holdings VI, LLC (the “Founder Shares”) for an aggregate purchase price of $25,000. In May 2021, the Company effected a stock dividend of 1.001155625 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend. As a result, FinTech Investor Holdings VI, LLC held 8,663,333 Founder Shares. As a result of the underwriter’s decision to partially exercise its over-allotment option, 100,000 shares of Class B common stock have been forfeited, resulting in an aggregate of 8,563,333 Founder Shares issued and outstanding. As a result of the underwriter’s election to partially exercise its over-allotment option on June 28, 2021, a total of 1,000,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company agreed, commencing on June 24, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate or designee of the Sponsor $32,500 per month for office space, administrative and shared personnel support services. For the three months ended March 31, 2021 the Company did not incur any fees for these services. For the three months ended March 31, 2022 the Company incurred and paid $97,500 in fees for these services.

Promissory Note — Related Party

On February 2, 2021, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to an aggregate of $300,000 to be used for the payment of costs related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the earlier of June 30, 2021, or the completion of the Initial Public Offering. As of June 28, 2021, there was $109,769 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $109,769 was subsequently repaid on June 29, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least 65% of the then outstanding public warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements without the consent of any warrant holder. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant. As March 31, 2022 and December 31, 2021, there has been no amendment to the warrants.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,300,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On June 28, 2021, the underwriter elected to partially exercise its over-allotment option to purchase an additional 3,000,000 Units and forfeited its option to purchase an additional 300,000 Units.

The underwriter is entitled to a deferred fee of (i) 4.0% of the gross proceeds of the initial 22,000,000 Units sold in the Initial Public Offering, or $8,800,000, and (ii) 6% of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,800,000. The aggregate deferred fee due to the underwriter is $10,600,000. The deferred fee will become payable to the representative from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 690,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class B Common Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 8,563,333 shares of Class B common stock issued and outstanding so that the Founder Shares represent 25% of the Company’s aggregate Founder Shares, Private Placement Shares and issued and outstanding Public Shares after the Initial Public Offering.

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

NOTE 8. WARRANTS LIABILITIES

Warrants — As of March 31, 2022, there were 6,250,000 Public Warrants and 172,500 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $250,033,745 and $250,008,569 in money market funds which are invested primarily in U.S. Treasury securities. Through March 31, 2022, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$250,033,745	$250,008,569

Liabilities:
Warrant liability – Public Warrants	1	$3,125,000	$5,187,500
Warrant liability – Private Placement Warrants	2	86,250	143,175

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

At the time of issuance, the Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant closing price was used as the fair value as of each relevant date. As of December 31, 2021, the Private Placement Warrants were classified as Level 2 due to the use of a quoted price in an active market for a similar liability.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Fintech Acquisition Corp. VI. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FinTech Investor Holdings VI, LLC and FinTech Masala Advisors VI, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of an initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from November 4, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $1,079,678, which consists of interest earned on investments held in the Trust Account of $25,176 and change in fair value of warrant liabilities of $2,119,425, partially offset by general and administrative expenses of $1,064,923.

For the three months ended March 31, 2021, we had a net loss of $1,485, which consists of general and administrative expenses.

Liquidity and Capital Resources

On June 28, 2021, we consummated the Initial Public Offering of 25,000,000 units (the “Units”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $250,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 690,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to FinTech Investor Holdings VI, LLC and Cantor Fitzgerald, that closed simultaneously with the Initial Public Offering, generating gross proceeds of $6,900,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $250,000,000 was placed in the Trust Account. We incurred $15,517,893 in Initial Public Offering related costs, including $517,893 of other costs, $4,400,000 of underwriting fees and $10,600,000 in deferred underwriting fees.

For the three months ended March 31, 2022, cash used in operating activities was $404,065. Net income of $1,079,678 was affected by interest earned on marketable securities held in the Trust Account of $25,176 and change in fair value of warrant liabilities of $2,119,425. Changes in operating assets and liabilities provided $660,858 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $0. Net loss of $1,485 was affected by operating costs paid through promissory note of $1,056 and changes in operating assets and liabilities provided $429 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $250,033,745 (including $33,745 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest to pay taxes. During the three months ended March 31, 2022, we did not withdraw any interest income from the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had $439,565 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $2,000,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At March 31, 2022, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter is entitled to a deferred fee of (i) 4.0% of the gross proceeds of the initial 22,000,000 Units sold in the Initial Public Offering, or $8,800,000, and (ii) 6% of the gross proceeds from the 3,000,000 Units sold pursuant to the over-allotment option, or $1,800,000. The deferred fee will become payable to the representative from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants are classified as Level 2 and use the quoted price in an active market for a similar liability for the fair value.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness discussed below, which was remediated during the quarter ended March 31, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of December 31, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs (defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 28, 2021, we consummated the Initial Public Offering of 25,000,000 Units, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. Cantor Fitzgerald acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253422). The SEC declared the registration statement effective on June 23, 2021.

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

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Units, an aggregate of $250,000,000 was placed in the Trust Account.

We paid a total of $4,400,000 in underwriting discounts and commissions and $517,893 for other costs and expenses related to the Initial Public Offering. The underwriter is also entitled to a deferred fee of $10,600,000 payable upon the consummation of a Business Combination.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH ACQUISITION CORP. VI

Date: May 13, 2022	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)