Form 10-Q
period 2022-06-30
FINTECH ACQUISITION CORP VI
filed 2022-08-11
CIK 1844336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 11, 2022, there were 25,690,000 shares of Class A common stock, $0.0001 par value and 8,563,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. VI

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH ACQUISITION CORP. VI

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$391,807	$843,630
Prepaid expenses	316,210	433,191
Total current assets	708,017	1,276,821

Investments held in Trust Account	250,223,840	250,008,569
Total Assets	$250,931,857	$251,285,390

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,229,149	$429,699
Income tax payable	49,440	—
Total Current Liabilities	1,278,589	429,699

Deferred underwriting fee payable	10,600,000	10,600,000
Warrant liabilities	899,150	5,330,675
Total Liabilities	12,777,739	16,360,374

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at $10.01 and $10.00 per share redemption value at June 30, 2022 and December 31, 2021, respectively	250,116,779	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 690,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	69	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 shares issued and outstanding at June 30, 2022 and December 31, 2021	856	856
Additional paid-in capital	—	—
Accumulated deficit	(11,963,586)	(15,075,909)
Total Stockholders’ Deficit	(11,962,661)	(15,074,984)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$250,931,857	$251,285,390

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$450,732	$93,117	$1,515,655	$94,602
Loss from operations	(450,732)	(93,117)	(1,515,655)	(94,602)

Other income (expense):
Interest earned on investments held in Trust Account	337,496	70	362,672	70
Transaction costs associated with Initial Public Offering	—	(531,488)	—	(531,488)
Change in fair value of warrant liabilities	2,312,100	—	4,431,525	—
Total other income (expense), net	2,649,596	(531,418)	4,794,197	(531,418)

Income (loss) before provision for income taxes	2,198,864	(624,535)	3,278,542	(626,020)
Provision for income taxes	(49,440)	—	(49,440)	—
Net income (loss)	$2,149,424	$(624,535)	$3,229,102	$(626,020)

Weighted average shares outstanding, Class A common stock	25,690,000	564,615	25,690,000	285,444
Basic net income (loss) per share, Class A common stock	$0.06	$(0.08)	$0.09	$(0.10)

Weighted average shares outstanding, Class B common stock	8,563,333	7,585,311	8,563,333	5,977,740
Basic net income (loss) per share, Class B common stock	$0.06	$(0.08)	$0.09	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	690,000	$69	8,563,333	$856	$—	$(15,075,909)	$(15,074,984)

Net income	—	—	—	—	—	1,079,678	1,079,678

Balance – March 31, 2022 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(13,996,231)	$(13,995,306)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(116,779)	(116,779)

Net income	—	—	—	—	—	2,149,424	2,149,424

Balance – June 30, 2022 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(11,963,586)	$(11,962,661)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,663,333	866	24,134	—	25,000

Net loss	—	—	—	—	—	(1,485)	(1,485)

Balance – March 31, 2021 (Unaudited)	—	$—	8,663,333	$866	$24,134	$(1,485)	$23,515

Sale of 690,000 Private Placement Units	690,000	69	—	—	6,681,369	—	6,681,438

Forfeiture of Founder Shares	—	—	(100,000)	(10)	10	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	(6,705,513)	(16,861,130)	(23,566,643)

Net loss	—	—	—	—	—	(624,535)	(624,535)

Balance – June 30, 2021 (Unaudited)	690,000	$69	8,563,333	$856	$—	$(17,487,150)	$(17,486,225)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,229,102	$(626,020)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Operating costs paid through promissory note	—	1,056
Interest earned on investments held in Trust Account	(362,672)	(70)
Transaction costs associated with warrant liability	—	531,488
Change in fair value of warrant liability	(4,431,525)	—
Changes in operating assets and liabilities:
Prepaid expenses	116,981	(25,350)
Accrued expenses	799,450	66,667
Income taxes payable	49,440	—
Net cash used in operating activities	(599,224)	(52,229)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(250,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	147,401	—
Net cash provided by (used in) investing activities	147,401	(250,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	245,600,000
Proceeds from sale of Private Placement Units	—	6,900,000
Repayment of promissory note - related party	—	(109,769)
Payment of offering costs	—	(345,836)
Net cash provided by financing activities	—	252,069,395

Net Change in Cash	(451,823)	2,017,166
Cash – Beginning of year	843,630	—
Cash – End of year	$391,807	$2,017,166

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$134,609
Offering costs paid through promissory note	$—	$108,713
Deferred underwriting fee payable	$—	$10,600,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (defined below).

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

JUNE 30, 2022

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Liquidity and Capital Resources

As of June 30, 2022, the Company had $391,807 in its operating bank account and a working capital deficit of $463,511. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 28, 2022 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company had a working capital deficit of $463,511 as of June 30, 2022. Management has determined that the mandatory liquidation and liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on February 17, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. At June 30, 2022 and December 31, 2021, the $250,223,840 and $250,008,569, respectively, in the Trust Account was held in Mutual Funds which invest in U.S. Treasury securities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(8,562,500)
Class A common stock issuance costs	(15,004,143)
Plus:
Accretion of carrying value to redemption value	23,566,643
Class A common stock subject to possible redemption, December 31, 2021	$250,000,000
Plus:
Accretion of carrying value to redemption value	116,779
Class A common stock subject to possible redemption, June 30, 2022	$250,116,779

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 2.25% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 1.51% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per common share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 6,422,500 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss) as adjusted	$1,612,068	$537,356	$(43,267)	$(581,268)	$2,421,827	$807,275	$(28,531)	$(597,489)
Denominator:
Basic weighted average shares outstanding	25,690,000	8,563,333	564,615	7,585,311	25,690,000	8,563,333	285,444	5,977,740
Basic net income (loss) per common share	$0.06	$0.06	$(0.08)	$(0.08)	$0.09	$0.09	$(0.10)	$(0.10)

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 2, 2021, the Company filed an amendment to its Certificate of Incorporation to, among other things, create two classes of common stock, Class A and Class B. On the same date, the Company issued an aggregate of 8,653,333 shares of Class B common stock to FinTech Investor Holdings VI, LLC (the “Founder Shares”) for an aggregate purchase price of $25,000. In May 2021, the Company effected a stock dividend of 1.001155625 shares of Class B common stock for each share of Class B common stock outstanding prior to the dividend. As a result, FinTech Investor Holdings VI, LLC held 8,663,333 Founder Shares. As a result of the underwriter’s decision to partially exercise its over-allotment option, 100,000 shares of Class B common stock have been forfeited, resulting in an aggregate of 8,563,333 Founder Shares issued and outstanding. As a result of the underwriter’s election to partially exercise its over-allotment option on June 28, 2021, a total of 1,000,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company agreed, commencing on June 24, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate or designee of the Sponsor $32,500 per month for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2021 the Company did not incur any fees for these services. For the three and six months ended June 30, 2022 the Company incurred and paid $97,500 and $195,000 in fees for these services, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least 65% of the then outstanding public warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements without the consent of any warrant holder. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant. As of June 30, 2022 and December 31, 2021, there has been no amendment to the warrants.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 690,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Class B Common Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 8,563,333 shares of Class B common stock issued and outstanding so that the Founder Shares represent 25% of the Company’s aggregate Founder Shares, Private Placement Shares and issued and outstanding Public Shares after the Initial Public Offering.

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

NOTE 8. WARRANTS LIABILITIES

Warrants — As of June 30, 2022 and December 31, 2021, there were 6,250,000 Public Warrants and 172,500 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $250,223,840 and $250,008,569 in money market funds which are invested primarily in U.S. Treasury securities. Through June 30, 2022, the Company withdrew $147,402 of the interest earned on the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$250,223,840	$250,008,569

Liabilities:
Warrant liability – Public Warrants	1	$875,000	$5,187,500
Warrant liability – Private Placement Warrants	2	24,150	143,175

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three and six months ended June 30, 2022 and 2021.

The following table presents the changes in the fair value of Level 3 warrant liabilities during the three and six months ended June 30, 2021:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on June 28, 2021	236,300	8,562,500	8,798,800
Change in fair value of derivative warrant liabilities	—	—	—
Fair value as of June 30, 2021	$236,300	$8,562,500	$8,798,800

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from November 4, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $2,149,424, which consists of interest earned on investments held in the Trust Account of $337,496 and change in fair value of warrant liabilities of $2,312,100, partially offset by general and administrative expenses of $450,732 and provision for income taxes of $49,440.

For the six months ended June 30, 2022, we had net income of $3,229,102, which consists of interest earned on investments held in the Trust Account of $362,672 and change in fair value of warrant liabilities of $4,431,525, partially offset by general and administrative expenses of $1,515,655 and provision for income taxes of $49,440.

For the three months ended June 30, 2021, we had a net loss of $624,535, which consists of general and administrative expenses of $93,117 and transaction costs associated with the Initial Public Offering of $531,488, partially offset by interest earned on investments held in the Trust Account of $70.

For the six months ended June 30, 2021, we had a net loss of $626,020, which consists of general and administrative expenses of $94,602 and transaction costs associated with the Initial Public Offering of $531,488, partially offset by interest earned on investments held in the Trust Account of $70.

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

For the six months ended June 30, 2022, cash used in operating activities was $599,224. Net income of $3,229,102 was affected by interest earned on marketable securities held in the Trust Account of $362,672 and change in fair value of warrant liabilities of $4,431,525. Changes in operating assets and liabilities provided $965,871 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $52,229. Net loss of $626,020 was affected by operating costs paid through promissory note of $1,056, interest earned on marketable securities held in the Trust Account of $70 and transaction costs associated with the Initial Public Offering of $531,488. Changes in operating assets and liabilities provided $41,317 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $250,223,840 (including $362,672 of interest income, net of $147,402 withdrawn for tax payment purposes) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest to pay taxes. During the three and six months ended June 30, 2022, we withdrew $147,402 of the interest income from the Trust Account to pay franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had $391,807 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $2,000,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At June 30, 2022, there were no Working Capital Loans outstanding.

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

Going Concern

We have until December 28, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Additionally, we had a working capital deficit of $463,511 as of June 30, 2022. Management has determined that the mandatory liquidation and liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 28, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FINTECH ACQUISITION CORP. VI

Date: August 11, 2022	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)