Form 10-Q
period 2022-09-30
FINTECH ACQUISITION CORP VI
filed 2022-11-10
CIK 1844336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-40534

FINTECH ACQUISITION CORP. VI

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3742586
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703
Philadelphia, PA	19104
(Address of principal executive offices)	(Zip Code)

(215) 701-9555

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	FTVIU	NASDAQ Capital Market
Class A common stock, par value $0.0001 per share	FTVI	NASDAQ Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock	FTVIW	NASDAQ Capital Market

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

As of November 10, 2022, there were 25,690,000 shares of Class A common stock, $0.0001 par value and 8,563,333 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FINTECH ACQUISITION CORP. VI

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

FINTECH ACQUISITION CORP. VI

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$170,027	$843,630
Prepaid expenses	236,420	433,191
Total current assets	406,447	1,276,821

Investments held in Trust Account	251,261,445	250,008,569
Total Assets	$251,667,892	$251,285,390

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,191,166	$429,699
Income tax payable	192,053	—
Total Current Liabilities	1,383,219	429,699

Deferred underwriting fee payable	10,600,000	10,600,000
Warrant liabilities	257,542	5,330,675
Total Liabilities	12,240,761	16,360,374

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,000,000 shares issued and outstanding at $10.04 and $10.00 per share redemption value at September 30, 2022 and December 31, 2021, respectively	250,982,821	250,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 60,000,000 shares authorized; 690,000 shares issued and outstanding (excluding 25,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	69	69
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,563,333 shares issued and outstanding at September 30, 2022 and December 31, 2021	856	856
Additional paid-in capital	—	—
Accumulated deficit	(11,556,615)	(15,075,909)
Total Stockholders’ Deficit	(11,555,690)	(15,074,984)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$251,667,892	$251,285,390

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$284,637	$403,912	$1,800,292	$498,514
Loss from operations	(284,637)	(403,912)	(1,800,292)	(498,514)

Other income:
Interest earned on investments held in Trust Account	1,127,655	3,217	1,490,327	3,287
Transaction costs associated with Initial Public Offering	—	—	—	(531,488)
Change in fair value of warrant liabilities	641,608	1,926,750	5,073,133	1,926,750
Total other income, net	1,769,263	1,929,967	6,563,460	1,398,549

Income before provision for income taxes	1,484,626	1,526,055	4,763,168	900,035
Provision for income taxes	(211,613)	—	(261,053)	—
Net income	$1,273,013	$1,526,055	$4,502,115	$900,035

Weighted average shares outstanding, Class A common stock	25,690,000	25,690,000	25,690,000	10,168,958
Basic net income per share, Class A common stock	$0.04	$0.04	$0.13	$0.05

Weighted average shares outstanding, Class B common stock	8,563,333	8,563,333	8,563,333	7,956,638
Basic net income per share, Class B common stock	$0.04	$0.04	$0.13	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	690,000	$69	8,563,333	$856	$—	$(15,075,909)	$(15,074,984)

Net income	—	—	—	—	—	1,079,678	1,079,678

Balance – March 31, 2022	690,000	69	8,563,333	856	$—	(13,996,231)	(13,995,306)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(116,779)	(116,779)

Net income	—	—	—	—	—	2,149,424	2,149,424

Balance – June 30, 2022	690,000	69	8,563,333	856	$—	(11,963,586)	(11,962,661)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(866,042)	(866,042)

Net income	—	—	—	—	—	1,273,013	1,273,013

Balance –September 30, 2022	690,000	$69	8,563,333	$856	$—	$(11,556,615)	$(11,555,690)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	8,663,333	866	24,134	—	25,000

Net loss	—	—	—	—	—	(1,485)	(1,485)

Balance – March 31, 2021	—	—	8,663,333	866	24,134	(1,485)	23,515

Sale of 690,000 Private Placement Units	690,000	69	—	—	6,681,369	—	6,681,438

Forfeiture of Founder Shares	—	—	(100,000)	(10)	10	—	—

Accretion for Class A common stock to redemption amount	—	—	—	—	(6,705,513)	(16,861,130)	(23,566,643)

Net loss	—	—	—	—	—	(624,535)	(624,535)

Balance – June 30, 2021	690,000	69	8,563,333	856	—	(17,487,150)	(17,486,225)

Net income	—	—	—	—	—	1,526,055	1,526,055

Balance September 30, 2021	690,000	$69	8,563,333	$856	$—	$(15,961,095)	$(15,960,170)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,502,115	$900,035
Adjustments to reconcile net income to net cash used in operating activities:
Operating costs paid through promissory note	—	1,056
Interest earned on investments held in Trust Account	(1,490,327)	(3,287)
Transaction costs associated with warrant liability	—	531,488
Change in fair value of warrant liability	(5,073,133)	(1,926,750)
Changes in operating assets and liabilities:
Prepaid expenses	196,771	(529,182)
Accrued expenses	761,467	192,529
Income taxes payable	192,053	—
Net cash used in operating activities	(911,054)	(834,111)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(250,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	237,451	—
Net cash provided by (used in) investing activities	237,451	(250,000,000)

Cash Flows from Financing Activities
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	245,600,000
Proceeds from sale of Private Placement Units	—	6,900,000
Repayment of promissory note - related party	—	(109,769)
Payment of offering costs	—	(409,180)
Net cash provided by financing activities	—	252,006,051

Net Change in Cash	(673,603)	1,171,940
Cash – Beginning of period	843,630	—
Cash – End of period	$170,027	$1,171,940

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$—	$108,713
Deferred underwriting fee payable	$—	$10,600,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account (defined below).

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

SEPTEMBER 30, 2022

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

The Insiders and Cantor Fitzgerald have agreed to waive their redemption rights with respect to any Founder Shares and Private Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period or (b) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete its initial Business Combination within the Combination Period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. Cantor Fitzgerald will have the same redemption rights as a public stockholder with respect to any Public Shares they acquire. The representative of the underwriter has agreed to waive its rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages (except for the Company’s independent registered public accounting firm), execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. FinTech Investor Holdings VI, LLC has agreed that it will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, it may not be able to satisfy those obligations should they arise.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 15% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2022, the Company had $170,027 in its operating bank account and a working capital deficit of $698,148. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 28, 2022 to consummate a Business Combination. It is uncertain whether the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company had a working capital deficit of $698,148 as of September 30, 2022. Management has determined that the mandatory liquidation and liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 28, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on February 17, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. At September 30, 2022 and December 31, 2021, the $ 251,261,445 and $250,008,569, respectively, in the Trust Account was held in money market funds which invest in U.S. Treasury securities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$250,000,000
Less:
Proceeds allocated to Public Warrants	(8,562,500)
Class A common stock issuance costs	(15,004,143)
Plus:
Accretion of carrying value to redemption value	23,566,643
Class A common stock subject to possible redemption, December 31, 2021	$250,000,000
Plus:
Accretion of carrying value to redemption value	982,821
Class A common stock subject to possible redemption, September 30, 2022	$250,982,821

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 14.25% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 5.48% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income is shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per common share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the Warrants is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 6,422,500 shares of Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income as adjusted	$954,760	$318,253	$1,144,541	$381,514	$3,376,586	$1,125,529	$507,974	$392,061
Denominator:
Basic weighted average shares outstanding	25,690,000	8,563,333	25,690,000	8,563,333	25,690,000	8,563,333	10,168,958	7,956,638
Basic net income per common share	$0.04	$0.04	$0.04	$0.04	$0.13	$0.13	$0.05	$0.05

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2022

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

Administrative Services Agreement

The Company agreed, commencing on June 24, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor or an affiliate or designee of the Sponsor $32,500 per month for office space, administrative and shared personnel support services. For the three and nine months ended September 30, 2022 the Company incurred and paid $97,500 and $292,500 in fees for these services, respectively. For the three and nine months ended September 30, 2021 the Company incurred and paid $97,500 and $97,500 in fees for these services, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s management team or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. The Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the holder. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

SEPTEMBER 30, 2022

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Warrant Amendments

The warrant agreement provides that the terms of the warrants may be amended without the consent of any stockholder or warrant holder to cure any ambiguity or correct any defective provision or to make any amendments that are necessary in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, the Company may amend the terms of the public warrants (i) in a manner adverse to a holder of public warrants if holders of at least 65% of the then outstanding public warrants approve of such amendment or (ii) to the extent necessary for the warrants in the good faith determination of the board of directors of the Company (taking into account then existing market precedents) to allow for the warrants to be classified as equity in the Company’s financial statements without the consent of any warrant holder. Although the Company’s ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant. As of September 30, 2022 and December 31, 2021, there has been no amendment to the warrants.

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 60,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 690,000 shares of Class A common stock issued and outstanding, excluding 25,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — On June 24, 2021, the Company filed an amended and restated certificate of incorporation, pursuant to which it is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 8,563,333 shares of Class B common stock issued and outstanding so that the Founder Shares represent 25% of the Company’s aggregate Founder Shares, Private Placement Shares and issued and outstanding Public Shares after the Initial Public Offering.

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

NOTE 8. WARRANTS LIABILITIES

Warrants — As of September 30, 2022 and December 31, 2021, there were 6,250,000 Public Warrants and 172,500 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

FINTECH ACQUISITION CORP. VI

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $251,261,445 and $250,008,569 in money market funds which are invested primarily in U.S. Treasury securities. Through September 30, 2022, the Company withdrew $237,451 of the interest earned on the Trust Account to pay franchise and income taxes.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$251,261,445	$250,008,569

Liabilities:
Warrant liability – Public Warrants	1	$250,625	$5,187,500
Warrant liability – Private Placement Warrants	2	$6,917	$143,175

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three and nine months ended September 30, 2022.

The following table presents the changes in the fair value of Level 3 warrant liabilities during the three and nine months ended September 30, 2021:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on June 28, 2021	236,300	8,562,500	8,798,800
Change in fair value of derivative warrant liabilities	—	—	—
Fair value as of June 30, 2021	236,300	8,562,500	8,798,800
Change in fair value of derivative warrant liabilities	(51,725)	(1,875,000)	(1,926,725)
Transfer of Public Warrants to Level 1	—	(6,687,500)	(6,687,500)
Transfer of Private Placement Warrants to Level 2	(184,575)	—	(184,575)
Fair value as of September 30, 2021	$—	$—	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from November 4, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering placed in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,273,013, which consists of interest earned on investments held in the Trust Account of $1,127,655 and change in fair value of warrant liabilities of $641,608, partially offset by general and administrative expenses of $284,637 and provision for income taxes of $211,613.

For the nine months ended September 30, 2022, we had net income of $4,502,115, which consists of interest earned on investments held in the Trust Account of $1,490,327 and change in fair value of warrant liabilities of $5,073,133, partially offset by general and administrative expenses of $1,800,292 and provision for income taxes of $261,053.

For the three months ended September 30, 2021, we had net income of $1,526,055, which consists of interest earned on investment securities held in Trust Account of $3,217 and change in fair value of warrant liabilities of $1,926,750, partially offset by general and administrative expenses of $403,912.

For the nine months ended September 30, 2021, we had net income of $900,035, which consists of interest earned on investment securities held in Trust Account of $3,287 and change in fair value of warrant liabilities of $1,926,750, partially offset by transaction costs associated with the Initial Public Offering of $531,488 and general and administrative expenses of $498,514.

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

For the nine months ended September 30, 2022, cash used in operating activities was $911,054. Net income of $4,502,115 was affected by interest earned on marketable securities held in the Trust Account of $1,490,327 and change in fair value of warrant liabilities of $5,073,133. Changes in operating assets and liabilities provided $1,150,291 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $834,111. Net income of $900,035 was affected by operating costs paid through promissory note of $1,056, interest earned on marketable securities held in the Trust Account of $3,287, transaction costs associated with the Initial Public Offering of $531,488 and change in fair value of warrant liability of $1,926,750. Changes in operating assets and liabilities provided $336,653 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $251,261,445 (including $1,261,445 of interest income, net of $237,452 withdrawn for tax payment purposes) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest to pay taxes. During the three and nine months ended September 30, 2022, we withdrew $237,452 of the interest income from the Trust Account to pay franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $170,027 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”), which will be repaid only upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Up to $2,000,000 of the Working Capital Loans may be converted into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units. At September 30, 2022, there were no Working Capital Loans outstanding.

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

Going Concern

We have until December 28, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Additionally, we had a working capital deficit of $698,148 as of September 30, 2022. Management has determined that the mandatory liquidation and liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 28, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust them to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date. The Private Placement Warrants are classified as Level 2 and use the quoted price in an active market for a similar liability (i.e., the Public Warrants) for the fair value.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FINTECH ACQUISITION CORP. VI

Date: November 10, 2022	By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Douglas Listman
	Name:	Douglas Listman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)